Form 10-K
HOUSEHOLD CONSUMER LOAN TRUST 1996-2
filed 2000-03-29
CIK 1015463

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

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

                         Yes   X            No

The aggregate principal amount of the Notes held by non-affiliates of the Administrator as of December 31, 1999 was approximately
$963.5 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Notes (the
          "Noteholders") was solicited for any purpose during the year ended December 31, 1999.




                           PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Administrator, there is no established public trading market for the Notes. As of March 1, 2000, there were 16 Class A-1 Noteholders, 4 Class A-2 Noteholders, 9 Class A-3 Noteholders and 1 Class B Noteholder, some of whom may be holding Notes for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A-1, Class A-2, Class A-3 or the Class B Notes; (ii) the principal amount of Notes owned by each and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount of the Class A-1, Class A-2, Class A-3 or the Class B Notes. The information set forth in the table is based upon information obtained by the Administrator from the Trustee and from The Depository Trust Company as of March 1, 2000. The Administrator is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-1 Noteholders

Bank of New York                        $ 77,000         9.70%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit & Trust Company     $189,150        23.82%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                    $376,200         47.38%
4 New York Plaza - 13th Floor
New York, NY 10004


Class A-2 Noteholders

Bank of New York                        $ 14,000         26.80%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company   $  4,240          8.12%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

State Street Bank & Trust Company       $ 33,500         64.13%
Global Corp. Action Dept. JAB5W
1776 Heritage Drive
NO. Quincy, MA 02171

                                             Amount Owned
                                        All dollar amounts are
                                             in thousands

Name and Address                        Principal      Percent

Class A-3 Noteholders

Bank of New York                       $  3,700           5.45%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                    $ 18,000         26.51%
4 New York Plaza - 13th Floor
New York, NY 10004

Fiduciary Trust Co. International       $  6,000          8.84%
Two World Trade Denter, 96th Floor
New York, NY 10048-0772

Investors Fiduciary Trust Company       $ 27,900         41.09%
1776 Heritage Drive
Global Corporate Action Unit JAB5NW
NO. Quincy, MA 02171

State Street Bank & Trust Company       $  7,000         10.31%
1776 Heritage Drive
Global Corporate Action Unit JAB5NW
NO. Quincy, MA 02171


Class B Noteholder

Bankers Trust Company                   $ 49,370        100.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.





                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Administrator, on behalf of the Issuer, is obligated to prepare, and has so prepared, an Annual Statement for the year 1999, and the Independent Public Accountants are required to prepare an Annual Report as to Compliance for such year. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

               Date of Reports               Items Covered

               October 15, 1999    Item 7. - Statement to
               November 15, 1999   Noteholders with respect
               December 14, 1999   to the distributions on October
                                   14, 1999, November 12, 1999,
                                   and December 14, 1999.

          (c) Exhibit 99. Copy of Annual Statement for the year ended December 31, 1999.

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




                             HOUSEHOLD FINANCE CORPORATION,
                         as Administrator of and on behalf of the

                          HOUSEHOLD CONSUMER LOAN TRUST 1996-2
                                    (Registrant)




Date:  March 29, 2000         By: /s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99             Copy of Annual Statement
               for the year ended
               December 31, 1999